Form 10-Q
period 1994-01-31
NEUTROGENA CORP
filed 1994-03-11
CIK 71125

SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C.  20549

                                 FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended January 31, 1994

                                      OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 for the transition period from          to

                               _________________

                       Commission file number    0-7623


                          NEUTROGENA CORPORATION
          (Exact name of registrant as specified in its charter)

                DELAWARE                                95-2221471
     (State or other jurisdiction of                 (I.R.S. Employer
     incorporation or organization)                  Identification No.)

5760 WEST 96th STREET, LOS ANGELES, CALIFORNIA               90045
   (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code     (310) 642-1150


                              Not Applicable
             (Former name, former address and former fiscal year,
                         if changed since last report)


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.


                      Yes   X      No

At February 28, 1994, there were outstanding 25,702,612 shares Common Stock, par value $.001 per share.

                            NEUTROGENA CORPORATION
                               AND SUBSIDIARIES
                                  I N D E X
                                                             Page
                                                            Number
                                                            ______
PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets             3
               January 31, 1994 and October 31, 1993
               (Unaudited)

             Condensed Consolidated Statements of              4
               Income and Retained Earnings
                 Three Months Ended January 31, 1994
                 and 1993 (Unaudited)

             Condensed Consolidated Statements of Cash         5
               Flows
                 Three Months Ended January 31, 1994
                 and 1993 (Unaudited)

             Notes to Condensed Consolidated Financial         6
               Statements (Unaudited)

             Independent Accountants' Report                   8


  Item 2.  Management's Discussion and Analysis of             9
           Financial Condition and Results of Operations


PART II. OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                   11

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)
                                  (UNAUDITED)

                                                 January 31,  October 31,
                                                    1994         1993
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $ 10,021      $ 10,274
  Temporary investments, at cost, which
    approximates market                              32,808        32,450
  Accounts receivable, less allowance
    for doubtful accounts of $775
    (1994) and $743 (1993)                           36,849        54,638
  Inventories (Note C)                               25,807        22,137
  Prepaid income taxes (Note D)                       1,721         1,837
  Prepaid expenses and other
    current assets                                    7,826         6,921
            Total current assets                    115,032       128,257

FIXED ASSETS, less accumulated depreciation
    and amortization of $27,966 (1994)
    and $26,704 (1993)                               57,544        56,022
OTHER ASSETS, net (Note F)                           11,986        12,051
            TOTAL ASSETS                           $184,562      $196,330

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowings                            $  4,342      $  9,601
  Accounts payable                                   16,576        17,624
  Accrued liabilities                                30,367        32,864
  Income taxes payable (Note D)                       2,158         3,540
            Total current liabilities                53,443        63,629

DEFERRED COMPENSATION                                 3,248         3,098
DEFERRED INCOME TAXES (Note D)                          975           975
            Total liabilities                        57,666        67,702

STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value,
    authorized 310,713 shares, none issued             -               -
  Preferred stock, $.001 par value,
    authorized 6,689,287 shares,
    none issued                                        -               -
  Common stock, $.001 par value,
    authorized 100,000,000 shares,
    issued 26,724,844 shares (1994)
    and 26,724,844 shares (1993)                         27            27
  Common stock in excess of par value                15,935        15,876
  Retained earnings                                 130,402       133,130
  Cumulative translation adjustments                 (1,175)       (1,258)
  Treasury stock, at cost, 1,023,232 (1994)
    and 1,069,794 (1993) shares (Note E)            (18,293)      (19,147)
            Total stockholders' equity              126,896       128,628

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $184,562      $196,330

            See notes to condensed consolidated financial statements.
              * Condensed from Audited Consolidated Balance Sheet

                      NEUTROGENA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
                  (In thousands except share and per share amounts)
                                  (UNAUDITED)

                                                For the Three Months
                                                  Ended January 31,
                                                 1994          1993
     NET SALES                                 $ 60,675      $ 70,245
     COST OF SALES                               15,372        17,959
     GROSS PROFIT                                45,303        52,286

     OPERATING EXPENSES:
       Marketing and selling                     35,478        41,257
       General and administrative                 2,906         4,243
     INCOME FROM OPERATIONS                       6,919         6,786

     OTHER INCOME, NET                              515           281
     INCOME BEFORE INCOME TAXES                   7,434         7,067

     PROVISION FOR INCOME TAXES (Note D)          2,713         2,544
     INCOME BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                4,721         4,523

     CUMULATIVE EFFECT ON PRIOR YEARS
       (TO OCTOBER 31, 1992) OF CHANGE IN
       ACCOUNTING FOR INCOME TAXES (Note D)          -          1,069
     NET INCOME                                   4,721         5,592

     RETAINED EARNINGS, beginning of period     133,130       114,594
     CASH DIVIDENDS ($.27 per share in 1994;
       $.24 per share in 1993)                   (6,935)       (6,344)
     TREASURY STOCK ISSUED FOR STOCK
       OPTIONS EXERCISED                           (514)       (1,078)
     RETAINED EARNINGS, end of period          $130,402      $112,764

     PER SHARE AMOUNTS:
       Income before cumulative effect
         of accounting change                  $    .18      $    .17

       Cumulative effect of change in
         accounting for income taxes           $     -            .04
       Net income                              $    .18      $    .21

     WEIGHTED AVERAGE NUMBER OF SHARES
       AND EQUIVALENT SHARES OUTSTANDING     25,952,169    26,873,012

           See notes to condensed consolidated financial statements

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)
                                                       For the Three Months
                                                         Ended January 31,
                                                         1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $ 4,721       $ 5,592
   Adjustments to reconcile net income to cash
      provided by operating activities:
        Depreciation and amortization                     1,520         1,312
        (Gain) loss on sale of fixed assets                  (5)           18
        Deferred income taxes payable                        -           (307)
        Deferred compensation                               150           203
        Exchange loss (gain)                                 83          (456)
        Decrease in accounts receivable                  17,789         2,432
        (Increase) decrease in inventories               (3,670)        1,083
        Increase in prepaid expenses and
          other current assets                             (789)       (1,315)
        Decrease in accounts payable                     (1,241)       (4,154)
        (Decrease) increase in accrued liabilities       (2,160)          891
        (Decrease) Increase in taxes payable             (1,323)        1,596
          Net cash provided by operating activities      15,075         6,895


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                   (2,720)       (4,517)
  Proceeds from sale of fixed assets                         17            36
  Purchase of short term investments                       (358)         (396)
  Increase in other assets                                 (413)       (2,810)
          Net cash used in investing activities          (3,474)       (7,687)

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short term borrowings                                  (5,259)        2,778
  Proceeds from exercise of employee stock options          340           276
  Dividends paid                                         (6,935)       (6,344)
  Common stock repurchased                                   -           (650)
          Net cash used in financing activities         (11,854)       (3,940)

NET DECREASE IN CASH AND CASH EQUIVALENTS                  (253)       (4,732)

CASH AND CASH EQUIVALENTS, beginning of period           10,274        11,893

CASH AND CASH EQUIVALENTS, end of period                $10,021       $ 7,161



Cash paid during the period:
          Interest expense                              $   149       $   153
          Income taxes                                  $ 3,969       $   904

           See notes to condensed consolidated financial statements.

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                    (UNAUDITED)

NOTE A -

The condensed consolidated balance sheet as of January 31, 1994, the related statements of income and retained earnings and statements of cash flows for the three months ended January 31, 1994 and 1993 have been prepared by Neutrogena Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries at January 31, l994 and for the three month period then ended.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The October 31, 1993 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934 for the year ended October 31, 1993. These condensed consolidated financial statements should be read in conjunction with the audited financial statement and notes thereto contained in that annual report.

The results of operations for the period ended January 31, 1994 are not necessarily indicative of the results for the full year.

NOTE B -

Financial information relative to the foreign operations (includes subsidiaries, branches, U.S. export and U.S. international administration) as of January 31, 1994 and 1993, and for the three months then ended, follows (in thousands):

                                    1994           1993
           Net sales              $14,012        $13,822
           Net income (loss)      $   312        $(1,006)
           Total assets           $24,777        $21,240

NOTE C -

Inventories consisted of the following (in thousands):

                                January 31,    October 31,
                                   1994            1993
           Raw materials          $ 9,842        $ 7,816
           Work in process            889            815
           Finished goods          15,076         13,506
                                  $25,807        $22,137
                                  =======        =======

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  (Continued)

NOTE D -

The Company adopted, effective November 1, 1992, Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," issued in February 1992. Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. Under SFAS No. 109, the effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

The adoption of SFAS No. 109 increased net income for the three months ended January 31, 1993 by $1,069 or $.04 per share.

NOTE E -

On September 21, 1993, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of January 31, 1994, the Company has not purchased any shares under this authorization.

NOTE F -

Included in other assets are intangibles consisting of trademarks, patents and a distributor buy-out at cost less accumulated amortization. Costs are amortized over the estimated useful lives of the related assets which range from 5-40 years. Other assets also includes a venture capital minority interest investment in Cellegy Pharmaceuticals, Inc., a company specializing in developing dermatologic products, which the Company has recorded under the cost method of accounting for long-term investments.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Neutrogena Corporation


We have reviewed the condensed consolidated balance sheet of Neutrogena Corporation as of January 31, 1994, and the related condensed consolidated statements of income and cash flows for the three month period ended January 31, 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of management of Neutrogena Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such opinion.

Based on our review, we are not aware of any material modifications that should be made to the condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the consolidated balance sheet of Neutrogena Corporation as of October 31, 1993, and the related consolidated statements of income and cash flows for the year then ended (not presented herein); and in our report dated November 30, 1993, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying condensed consolidated balance sheet as of October 31, 1993, is fairly presented, in all material respects, in relation to the consolidated balance sheet from which it has been derived.



KPMG PEAT MARWICK


Los Angeles, California
February 15, 1994

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1994 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1993

Net sales for the fiscal quarter ended January 31, 1994 totaled $60.7 million for a decrease of $9.5 million or 13.6%. New product sales reached $5.4 million. A product is defined as new until it has a full fiscal year of sales. During the first quarter in the United States the Company launched
Heat Safe, a product for heat-damaged hair. Volume on existing products declined $14.2 million and a strengthening U.S. dollar held back reported sales by $.7 million.

United States division sales were $46.7 million compared to $56.4 million during 1993. The majority of the U.S. sales decline is attributable to the lack of a strong sell-in of the first quarter Shower Care promotion. It is also believed that the first quarter sales were impacted by unusually severe winter in the midwest and eastern United States which impacted delivery schedules to the retail trade, and to a limited extent by the earthquake in Southern California.

International division (which includes U.S. based export) sales were $14.0 million compared to $13.8 million in 1993. New product sales contributed $1.0 million. International division sales represented 23% of total Company sales during the quarter. Sales in Europe were below expectations as the Company continued through the start-up period relating to both establishing its own sales force in France effective November 1, 1993 and a new distributor in Spain and Portugal.

Gross profit margin for the quarter improved to 74.7% from 74.4% during 1993. The margin improvement was primarily due to lower promotional sales, product mix shifts and greater manufacturing efficiency in the United States. Marketing and selling expense was 59% of sales, the same as during the first quarter 1993.

Income before income taxes reached $7.4 million for an increase of 5%. Income before income taxes increased as cost controls limited expenditures on selling, marketing, and general and administrative expenses for the quarter. The income before income tax margin grew to 12.3% of sales from 10.1% during the first quarter of 1993.

The effective tax rate increased to 36.5% from 36.0% during the first quarter of 1993. This increase reflects the effect of the Omnibus Budget Reconciliation Act of 1993, changes in tax exempt interest earned on the Company's portfolio, partially offset by the effect of the Company's manufacturing facility located in a tax-free zone in France.

                   NEUTROGENA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JANUARY 31, 1994 COMPARED WITH THREE MONTHS ENDED JANUARY 31, 1993 (CONTINUED)

Net income for the quarter decreased to $4.7 million from $5.6 million in 1993. Net income during 1993 benefited by $1.1 million from the cumulative effect on prior years of the change in accounting for income taxes Statement of Financial Accounting Standards (SFAS) No. 109 "Accounting for Income Taxes," which was implemented November 1, 1992. The impact of this accounting change was $.04 per share during the first quarter of 1993. Excluding this accounting change, net income was up 4%.

LIQUIDITY AND CAPITAL RESOURCES

For the three months ended January 31, 1994, cash and temporary cash investments increased by $105 thousand. During the first quarter the Company paid the annual cash dividend of $6.9 million, repaid short term borrowing of $5.3 million, and incurred capital expenditures of $2.7 million. The Company experienced strong cash flow from operating activities as a result of collections from the fourth quarter 1993 sales.

Shareholder's equity decreased by $1.7 million or 1% principally because of the payment of the annual cash dividend.

The Company has no long term-term debt. The Company believes that its current cash position, the working capital generated by future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for current operations and the foreseeable future.

                            NEUTROGENA CORPORATION
                               AND SUBSIDIARIES


PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit:

                10.1* Neutrogena Corporation Executive Retirement Plan and Designation of Initial Plan Participants and Dates of Participation.

                11.1    Statement re: computation of per share earnings

                15.1    Letter re: unaudited interim financial information

        (b) Reports on Form 8-K:

                None









*  Management contract or compensating plan or arrangement.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NEUTROGENA CORPORATION




    March 10, 1994                    /s/ Donald R. Schort
         Date                       Donald R. Schort
                                    Senior Vice President and
                                    Chief Financial Officer

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                       COMPUTATION OF PER SHARE EARNINGS
                                  (UNAUDITED)

                                                Three Months
                                              Ended January 31,
                                               1994        1993

PRIMARY SHARES:
  Weighted average shares
    outstanding                            25,678,205  26,408,167

  Dilutive effect of stock
    options after application
    of Treasury stock method                  273,964     464,846
        Total                              25,952,169  26,873,013

FULLY DILUTED SHARES:
  Weighted average shares
    outstanding                            25,678,205  26,408,167

  Dilutive effect of stock
    options after application
    of Treasury stock method                  369,585     464,845
        Total fully dilutive shares        26,047,790  26,873,012

  Income before cumulative
    effect of accounting change            $    4,721  $    4,523

  Cumulative effect on prior years of
    change in accounting for income taxes          -        1,069
  Net income                               $    4,721  $    5,592

PER SHARE AMOUNTS:

PRIMARY:
  Income before cumulative
    effect of accounting change            $      .18  $      .17

  Cumulative effect of change in
    accounting for income taxes            $       -          .04
  Net income                               $      .18  $      .21

FULLY DILUTED SHARES:
  Income before cumulative
    effect of accounting change            $      .18  $      .17

  Cumulative effect of change in
    accounting for income taxes            $       -          .04
  Net income                               $      .18  $      .21


                                 Exhibit 11.1

                         INDEPENDENT AUDITORS' CONSENT



Neutrogena Corporation
Los Angeles, California

Gentlemen:

Re: Registration Statement No. 33-18115 on Form S-8, Registration Statement No. 33-18116 on Form S-8, Registration Statement No. 33-38535 on Form S-8, and Registration Statement No. 33-18160-3 on Form S-3

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated February 15, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,



KPMG PEAT MARWICK


Los Angeles, California
March 7, 1994


                                 Exhibit 15.1