Form 10-Q
period 1994-04-30
NEUTROGENA CORP
filed 1994-06-10
CIK 71125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended April 30, 1994

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


                      Yes   X      No

At May 31, 1994 there were outstanding 25,711,749 shares Common Stock, par value $.001 per share.

                            NEUTROGENA CORPORATION
                               AND SUBSIDIARIES
                                  I N D E X

                                                            Page
                                                            Number

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets             3
               April 30, 1994 and October 31, 1993
               (Unaudited)

             Condensed Consolidated Statements of
               Income and Retained Earnings
                 Three Months Ended April 30, 1994             4
                 and 1993 (Unaudited)
                 Six Months Ended April 30, 1994               5
                 and 1993 (Unaudited)

             Condensed Consolidated Statements of Cash         6
               Flows
                 Six Months Ended April 30, 1994 and
                 1993 (Unaudited)

             Notes to Condensed Consolidated Financial         7
               Statements (Unaudited)

             Independent Accountants' Review Report            9


  Item 2.  Management's Discussion and Analysis of            10
           Financial Condition and Results of Operations


PART II. OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                   12


                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)
                                  (UNAUDITED)
                                                  April 30,   October 31,
                                                    1994         1993*
CURRENT ASSETS:
  Cash and cash equivalents                        $  1,232      $ 10,274
  Temporary investments, at cost, which
    approximates market                              23,619        32,450
  Accounts receivable, less allowance
    for doubtful accounts of $775
    (1994) and $743 (1993)                           48,734        54,638
  Inventories (Note C)                               26,115        22,137
  Prepaid income taxes (Note D)                       2,602         1,837
  Prepaid expenses and other
    current assets                                   11,058         6,921
            Total current assets                    113,360       128,257

FIXED ASSETS, less accumulated depreciation
    and amortization of $29,047 (1994)
    and $26,704 (1993)                               58,927        56,022
OTHER ASSETS, net                                    11,922        12,051
            TOTAL ASSETS                           $184,209      $196,330

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowings                            $  6,616      $  9,601
  Accounts payable                                   19,402        17,624
  Accrued liabilities                                21,694        32,864
  Income taxes payable (Note D)                           6         3,540
            Total current liabilities                47,718        63,629

DEFERRED COMPENSATION                                 3,573         3,098
DEFERRED INCOME TAXES PAYABLE (NOTE D)                  975           975
            Total liabilities                        52,266        67,702

STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value,
    authorized 310,713 shares, none issued              -             -
  Preferred stock, $.001 par value,
    authorized 6,689,287 shares,
    none issued                                         -             -
  Common stock, $.001 par value,
    authorized 100,000,000 shares,
    issued 26,724,844 shares                             27            27
  Common stock in excess of par value                15,935        15,876
  Retained earnings                                 134,937       133,130
  Cumulative translation adjustments                   (824)       (1,258)
  Treasury stock, at cost, 1,013,095 (1994)
  and 1,069,794 (1993) shares (Note E)              (18,132)      (19,147)
            Total stockholders' equity              131,943       128,628

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $184,209      $196,330

            See notes to condensed consolidated financial statements.
            * Condensed from Audited Consolidated Balance Sheet

                      NEUTROGENA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In thousands except share and per share amounts)
                                  (UNAUDITED)
                                                For the Three Months
                                                   Ended April 30,
                                                 1994          1993
     NET SALES                                 $ 73,013      $ 66,563
     COST OF SALES                               19,081        17,071
     GROSS PROFIT                                53,932        49,492

     OPERATING EXPENSES:
       Marketing and selling                     43,880        41,294
       General and administrative                 3,177         2,921
     INCOME FROM OPERATIONS                       6,875         5,277

     OTHER INCOME, NET                              436           702
     INCOME BEFORE INCOME TAXES                   7,311         5,979

     PROVISION FOR INCOME TAXES (NOTE D)          2,743         2,218
     NET INCOME                                   4,568         3,761

     RETAINED EARNINGS, beginning of period     130,402       112,764
     TREASURY STOCK ISSUED FOR STOCK
       OPTIONS EXERCISED                            (33)          (40)
     RETAINED EARNINGS, end of period          $134,937      $116,485

       NET INCOME PER SHARE                    $    .18      $    .14

     WEIGHTED AVERAGE NUMBER OF SHARES
       AND EQUIVALENT SHARES OUTSTANDING     25,895,243    26,548,498


           See notes to condensed consolidated financial statements

                  NEUTROGENA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In thousands except share and per share amounts)
                                  (UNAUDITED)
                                                 For the Six Months
                                                   Ended April 30,
                                                 1994          1993
     NET SALES                                 $133,688      $136,808
     COST OF SALES                               34,453        35,030
     GROSS PROFIT                                99,235       101,778

     OPERATING EXPENSES:
       Marketing and selling                     79,358        82,551
       General and administrative                 6,083         7,164
     INCOME FROM OPERATIONS                      13,794        12,063

     OTHER INCOME, NET                              951           983
     INCOME BEFORE INCOME TAXES                  14,745        13,046

     PROVISION FOR INCOME TAXES (NOTE D)          5,456         4,762
     INCOME BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE                9,289         8,284

     CUMULATIVE EFFECT ON PRIOR YEARS OF
       CHANGE IN ACCOUNTING FOR INCOME
       TAXES (NOTE D)                               -           1,069
     NET INCOME                                   9,289         9,353

     RETAINED EARNINGS, beginning of period     133,130       114,594
     CASH DIVIDENDS ($.27 per share in 1994;
       $.24 per share in 1993)                   (6,935)       (6,344)
     TREASURY STOCK ISSUED FOR STOCK
       OPTIONS EXERCISED                           (547)       (1,118)
     RETAINED EARNINGS, end of period          $134,937      $116,485

     PER SHARE AMOUNTS:
       Income before cumulative effect
         of accounting change                  $    .36      $    .31

       Cumulative effect of change in
         accounting for income taxes                -             .04
       Net income                              $    .36      $    .35

     WEIGHTED AVERAGE NUMBER OF SHARES
       AND EQUIVALENT SHARES OUTSTANDING     25,937,229    26,655,502

           See notes to condensed consolidated financial statements

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)
                                                         For the Six Months
                                                           Ended April 30,
                                                         1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $ 9,289       $ 9,353
   Adjustments to reconcile net income to cash
      used in operating activities:
        Depreciation and amortization                     3,133         2,788
        Gain on sale of fixed assets                        (32)          (19)
        Deferred income taxes                                59          (307)
        Deferred compensation                               475           328
        Decrease (increase) in accounts receivable        5,904        (1,513)
        (Increase) decrease in inventories               (3,978)        1,017
        Increase in prepaid expenses and other
          current assets                                 (4,902)         (724)
        Increase in accounts payable                      2,199           872
        Decrease in accrued liabilities                 (10,495)      (10,288)
        Decrease in income taxes payable                 (3,534)       (3,470)
          Net cash used in operating activities          (1,882)       (1,963)


CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                   (6,214)       (6,877)
  Proceeds from sale of fixed assets                         70           105
  Purchase of short-term investments                       (847)       (1,478)
  Sale of short-term investments                          9,678        12,125
  Increase in other assets                                 (829)       (2,465)

          Net cash provided by investing activities       1,858         1,410

CASH FLOWS FROM FINANCING ACTIVITIES:

  Short-term borrowings                                  (2,985)        6,068
  Proceeds from exercise of employee stock options          468           329
  Dividends paid                                         (6,935)       (6,344)
  Common stock repurchased                                  -         (11,201)
          Net cash used in financing activities          (9,452)      (11,148)

NET DECREASE IN CASH AND CASH EQUIVALENTS                (9,476)      (11,701)

CASH AND CASH EQUIVALENTS, beginning of period           10,274        11,893
Effect of translation rate changes on cash                  434          (192)

CASH AND CASH EQUIVALENTS, end of period                $ 1,232       $   -

Cash paid during the period:
          Interest expense                              $   245       $   279
          Income taxes                                  $ 9,924       $ 7,509

           See notes to condensed consolidated financial statements.

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                (UNAUDITED)

NOTE A -

The condensed consolidated balance sheet as of April 30, 1994, the related statements of income and retained earnings for the three and six months ended April 30, 1994 and 1993 and cash flows for the six months ended April 30, 1994 and 1993 have been prepared by Neutrogena Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries at April 30, l994 and for all periods presented.

Although the Company believes that the disclosure in the condensed consolidated financial statements is adequate for a fair presentation thereof, certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the rules and regulations of the Securities and Exchange Commission. The October 31, 1993 audited statements were included in the Company's annual report on Form 10-K under the Securities Exchange Act of 1934. These condensed consolidated financial statements should be read in conjunction with the audited financial statements and notes thereto contained in that annual report.

The results of operations for the period ended April 30, 1994 are not necessarily indicative of the results for the full year.

NOTE B -

Financial information relative to the foreign operations (includes subsidiaries, branches, U.S. export and U.S. international administration) as of April 30, 1994 and 1993, and for the six months then ended, follows (in thousands):

                                    1994           1993
           Net sales              $30,469        $29,597
           Net income (loss)      $   171       ($ 1,033)
           Total assets           $27,604        $23,809

NOTE C -

Inventories comprised the following (in thousands):

                                 April 30,     October 31,
                                   1994            1993
           Raw materials          $11,550        $ 7,816
           Work in process            855            815
           Finished goods          13,710         13,506
                                  $26,115        $22,137

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

The adoption of SFAS 109 increased net income, on a one-time basis, for the six months ended April 30, 1993 by $1,069 or $.04 per share.

NOTE E -

On September 21, 1993, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of April 30, 1994, the Company has not purchased any shares under this authorization.

                    INDEPENDENT ACCOUNTANTS' REVIEW REPORT


The Board of Directors
Neutrogena Corporation

We have reviewed the condensed consolidated balance sheet of Neutrogena Corporation as of April 30, 1994, and the related condensed consolidated statements of income and cash flows for the three and six month periods ended April 30, 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of management of Neutrogena Corporation.

A review consists principally of inquiries of Company personnel and analytical procedures applied to financial data. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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


Los Angeles, California
May 19, 1994

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 1994 COMPARED WITH THREE MONTHS ENDED APRIL 30,
1993

Net sales for the three months ended April 30, 1994 reached $73.0 million for an increase of $6.5 million or 10%. New product sales reached $6.2 million (a product is defined as a new product until it has completed one full fiscal year of sales). Both volume on existing products and price changes had an insignificant impact on sales growth for the quarter.

Sales in the United States reached $56.6 million for an increase of $5.8 million or 11%. Sales turned up well into the second quarter and are continuing their growth into May. International sales (which includes U.S. based export) reached $16.5 million for an increase of $.7 million or 4%.

Gross profit margin decreased to 73.9% of sales from 74.4% primarily due to a change in the mix of products sold in Europe. Marketing and selling expense decreased to 60% of sales from 62%. This decrease reflects the timing of promotions and advertising campaigns. General and Administrative expense remained constant at 4% of sales for the quarter, but may increase in the second half of the year if business volume continues to grow.

Income from operations increased 30% and is 9.4% of sales. The increase in income is principally attributable to the U.S. sales increase.

SIX MONTHS ENDED APRIL 30, 1994 COMPARED WITH SIX MONTHS ENDED APRIL 30, 1993

Net sales for the first half reached $133.7 million for a decrease of $3.1 million or 2%. New product sales contributed $11.4 million, while volume on existing products fell by $13.0 million. A stronger U.S. dollar as compared to the same period in 1993 reduced reported sales by $1.3 million.

Sales in the United States totaled $103.2 million for a decrease of $4.0 million or 4%. The decline was attributable to the lack of a strong sell-in of the first quarter Shower Care promotion. The first quarter sales were impacted by the unusually severe winter in the midwest and eastern United States.

International sales reached $30.5 million for an increase of $.9 million or 3%. Sales in Europe were below expectations as the Company continued through the start-up period relating to both establishing its own sales force in France effective November 1, 1993 and a new distributor in Spain and Portugal. The poor economic conditions, particularly in France, had a negative impact on sales. Sales remained strong in Mexico and Latin America.

SIX MONTHS ENDED APRIL 30, 1994 COMPARED WITH SIX MONTHS ENDED APRIL 30, 1993 (Continued)

Gross profit margins for the first six months were 74.2% of sales compared to 74.4% during 1993. Gross profit margin was negatively impacted by product and promotional mix changes. Marketing and Selling expense decreased by .9% to 59.4% of sales from 60.3% in 1993. This decline is due to the timing of promotions and advertising campaigns.

Income from operations increased 14% and is 10.3% of sales as compared to 8.8% of sales during 1993. This increase in operating income was the result of tight cost controls limiting expenditures on Marketing and Selling and General and Administrative expenses, as well as the timing of marketing programs.

The effective tax rate for the first half was 37.0% compared to 36.5% during 1993. The effective tax rate is impacted by changes in tax exempt interest earned on the Company's investment portfolio and the effect of sales volume manufactured in the Company's facility located in a tax-free zone in France. Net income (before the cumulative effect of changes in accounting for income taxes SFAS 109) increased by 12.1%.

LIQUIDITY AND CAPITAL RESOURCES

For the six months ended April 30, 1994, cash and temporary investments decreased by $17.9 million. This seasonal decrease is caused by annual payments of trade allowance programs, dividends, and acquisition of fixed assets offset by cash generated from operations.

The Company continues to use short-term debt in Europe to, in part, assist in foreign exchange management. As of April 30, 1994, the debt balance was $6.2 million. Additional borrowing may be made as deemed necessary.

Stockholders' equity increased $3.3 million or 3% principally due to first half net earnings offset by the payment of the annual dividend.

The Company believes its current cash position, the working capital generated by future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for current operations and the foreseeable future.

                            NEUTROGENA CORPORATION
                               AND SUBSIDIARIES


PART II.   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        (a) Exhibit:

                11.1  Statement re: computation of per share earnings

                15.1  Letter re:  unaudited interim financial information

        (b) Reports on Form 8-K:

                None
                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.




                                    NEUTROGENA CORPORATION




      June 10, 1994                     /s/ Donald R. Schort
           Date                     Donald R. Schort
                                    Senior Vice President and
                                    Chief Financial Officer

                         NEUTROGENA CORPORATION AND SUBSIDIARIES
                            COMPUTATION OF PER SHARE EARNINGS
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       (UNAUDITED)
                                           Six Months                Three Months
                                         Ended April 30,           Ended April 30,
                                        1994          1993        1994          1993
PRIMARY SHARES:
  Weighted average shares
    outstanding                      25,705,251   26,297,659   25,705,251   26,297,659

  Dilutive effect of stock
    options after application of
    Treasury stock method               231,978      357,843      189,992      250,839
        Total                        25,937,229   26,655.502   25,895,243   26,548,498

  Income before cumulative effect
    of accounting change             $    9,289   $    8,284   $    4,568   $    3,761

  Cumulative effect on prior years
    of change in accounting for
    income taxes                            -          1,069   $      -     $      -
  Net income                         $    9,289   $    9,353   $    4,568   $    3,761

PER SHARE AMOUNTS:

PRIMARY:

  Income before cumulative effect
    of accounting change             $      .36   $      .31   $      .18   $      .14

  Cumulative effect of change in
    accounting for income taxes             -            .04          -            -
  Net income                         $      .36   $      .35   $      .18   $      .14



Fully dilutive shares are not shown because the difference between primary and fully dilutive shares is immaterial.

                         INDEPENDENT AUDITORS' CONSENT



Neutrogena Corporation
Los Angeles, California

Gentlemen:

Re: Registration Statement No. 33-18115 on Form S-8, Registration Statement No. 33-18116 on Form S-8, Registration Statement No. 33-38535 on Form S-8, and Registration Statement No. 33-18160-3 on Form S-3

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated May 19, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,




KPMG PEAT MARWICK


Los Angeles, California
June 7, 1994