Form 10-Q
period 1994-07-31
NEUTROGENA CORP
filed 1994-09-09
CIK 71125

SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q
(Mark One)

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended July 31, 1994

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


                      Yes   X      No

At August 31, 1994 there were outstanding 25,717,859 shares Common Stock, par value $.001 per share.

                            NEUTROGENA CORPORATION
                               AND SUBSIDIARIES
                                  I N D E X

                                                            Page
                                                            Number

PART I.  FINANCIAL INFORMATION:

  Item 1.  Financial Statements

             Condensed Consolidated Balance Sheets              3
               July 31, 1994 and October 31, 1993
               (Unaudited)

             Condensed Consolidated Statements of
               Income and Retained Earnings
                 Three Months Ended July 31, 1994               4
                 and 1993 (Unaudited)
                 Nine Months Ended July 31, 1994                5
                 and 1993 (Unaudited)

             Condensed Consolidated Statements of Cash
               Flows
                 Nine Months Ended July 31, 1994 and            6
                 1993 (Unaudited)

             Notes to Condensed Consolidated Financial          7
               Statements (Unaudited)

             Independent Accountants' Review Report            10


  Item 2.  Management's Discussion and Analysis of             11
           Financial Condition and Results of Operations


PART II. OTHER INFORMATION:

  Item 6.  Exhibits and Reports on Form 8-K                    13


                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands except share amounts)
                                  (UNAUDITED)
                                                  July 31,    October 31,
                                                    1994         1993
ASSETS

CURRENT ASSETS:
  Cash and cash equivalents                        $  3,896      $ 10,274
  Temporary investments, at cost, which
    approximates market                              21,891        32,450
  Accounts receivable, less allowance
    for doubtful accounts of $774
    (1994) and $743 (1993)                           50,322        54,638
  Inventories (Note C)                               31,360        22,137
  Prepaid income taxes (Note D)                       1,720         1,837
  Prepaid expenses and other
    current assets                                   10,001         6,921
            Total current assets                    119,190       128,257

FIXED ASSETS, less accumulated depreciation
    and amortization of $30,473 (1994)
    and $26,704 (1993)                               60,025        56,022
OTHER ASSETS, net                                    11,859        12,051
            TOTAL ASSETS                           $191,074      $196,330

                     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:
  Short term borrowings                            $  7,380      $  9,601
  Accounts payable                                   16,930        17,624
  Accrued liabilities                                22,778        32,864
  Income taxes payable (Note D)                         297         3,540
            Total current liabilities                47,385        63,629

DEFERRED COMPENSATION                                 3,859         3,098
DEFERRED INCOME TAXES PAYABLE (NOTE D)                  975           975
            Total liabilities                        52,219        67,702

STOCKHOLDERS' EQUITY:
  Series A Preferred stock, $.001 par value,
    authorized 310,713 shares, none issued              -             -
  Preferred stock, $.001 par value,
    authorized 6,689,287 shares,
    none issued                                         -             -
  Common stock, $.001 par value,
    authorized 100,000,000 shares,
    issued 26,724,844 shares (1994 and 1993)             27            27
  Common stock in excess of par value                15,935        15,876
  Retained earnings                                 141,352       133,130
  Cumulative translation adjustments                   (391)       (1,258)
  Treasury stock, at cost, 1,009,095 shares
  (1994) and 1,069,794 shares (1993) (Note E)       (18,068)      (19,147)
            Total stockholders' equity              138,855       128,628

            TOTAL LIABILITIES AND
            STOCKHOLDERS' EQUITY                   $191,074      $196,330

            See notes to condensed consolidated financial statements.
              * Condensed from Audited Consolidated Balance Sheet


                    NEUTROGENA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In thousands except share and per share amounts)
                                  (UNAUDITED)

                                                For the Three Months
                                                   Ended July 31,
                                                 1994          1993
     NET SALES                                 $ 77,622      $ 61,656
     COST OF SALES                               19,573        16,964
     GROSS PROFIT                                58,049        44,692

     OPERATING EXPENSES:
       Marketing and selling                     43,917        30,500
       General and administrative                 3,994         3,948
     INCOME FROM OPERATIONS                      10,138        10,244

     OTHER INCOME (EXPENSE), NET                     56           (91)
     INCOME BEFORE INCOME TAXES                  10,194        10,153

     PROVISION FOR INCOME TAXES (NOTE D)          3,771         4,054
     NET INCOME                                   6,423         6,099

     RETAINED EARNINGS, beginning of period     134,937       116,485
     TREASURY STOCK ISSUED FOR STOCK
       OPTIONS EXERCISED                             (8)          (16)
     RETAINED EARNINGS, end of period          $141,352      $122,568

       NET INCOME PER SHARE                    $    .25      $    .23

     WEIGHTED AVERAGE NUMBER OF SHARES
       AND EQUIVALENT SHARES OUTSTANDING     25,922,217    26,341,734


           See notes to condensed consolidated financial statements

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
       CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
               (In thousands except share and per share amounts)
                                  (UNAUDITED)
                                                For the Nine Months
                                                    Ended July 31,
                                                 1994          1993
     NET SALES                                 $211,310      $198,464
     COST OF SALES                               54,026        51,994
     GROSS PROFIT                               157,284       146,470

     OPERATING EXPENSES:
       Marketing and selling                    123,275       113,051
       General and administrative                10,077        11,112
     INCOME FROM OPERATIONS                      23,932        22,307

     OTHER INCOME, NET                            1,007           892
     INCOME BEFORE INCOME TAXES                  24,939        23,199

     PROVISION FOR INCOME TAXES (NOTE D)          9,227         8,816
     INCOME BEFORE CUMULATIVE
       EFFECT OF ACCOUNTING CHANGE               15,712        14,383

     CUMULATIVE EFFECT ON PRIOR YEARS OF
       CHANGE IN ACCOUNTING FOR INCOME
       TAXES (NOTE D)                               -           1,069
     NET INCOME                                  15,712        15,452

     RETAINED EARNINGS, beginning of period     133,130       114,594
     CASH DIVIDENDS ($.27 per share in 1994;
       $.24 per share in 1993)                   (6,935)       (6,344)
     TREASURY STOCK ISSUED FOR STOCK
       OPTIONS EXERCISED                           (555)       (1,134)
     RETAINED EARNINGS, end of period          $141,352      $122,568

     PER SHARE AMOUNTS:
       Income before cumulative effect
         of accounting change                  $    .61      $    .54

       Cumulative effect of change in
         accounting for income taxes                -             .04
       Net income                              $    .61      $    .58

     WEIGHTED AVERAGE NUMBER OF SHARES
       AND EQUIVALENT SHARES OUTSTANDING     25,934,159    26,460,426

           See notes to condensed consolidated financial statements

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands)
                                  (UNAUDITED)
                                                         For the Nine Months
                                                           Ended July 31,
                                                         1994           1993
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                            $15,712       $15,452
   Adjustments to reconcile net income to cash
      used in operating activities:
        Depreciation and amortization                     4,780         4,075
        Loss (gain) on sale of fixed assets                  20           (26)
        Deferred income taxes payable                        59          (665)
        Deferred compensation                               761           645
        Decrease in accounts receivable                   4,316         5,661
        (Increase) decrease in inventories               (9,223)          704
        Increase in prepaid expenses and
          other current assets                           (2,963)       (1,952)
        Decrease in accounts payable                       (357)       (5,798)
        Decrease in accrued liabilities                  (9,074)      (10,890)
        (Decrease) Increase in income taxes payable      (3,243)          230
          Net cash provided by operating activities         788         7,436

CASH FLOWS FROM INVESTING ACTIVITIES:

  Capital expenditures                                   (8,804)       (9,835)
  Proceeds from sale of fixed assets                         88           546
  Purchase of short-term investments                     (1,619)       (1,486)
  Sale of short-term investments                         12,178        17,125
  Increase in other assets                               (1,244)       (2,890)

          Net cash provided by investing activities         599         3,460

CASH FLOWS FROM FINANCING ACTIVITIES:

  (Decrease) increase in short-term borrowings           (2,221)        6,986
  Proceeds from exercise of employee stock options          524           371
  Dividends paid                                         (6,935)       (6,344)
  Common stock repurchased                                  -         (11,201)
        Net cash used in financing activities            (8,632)      (10,188)

NET DECREASE IN CASH AND CASH EQUIVALENTS                (7,245)          708

CASH AND CASH EQUIVALENTS, beginning of period           10,274        11,893
Effect of translation rate changes on cash                  867        (1,048)

CASH AND CASH EQUIVALENTS, end of period                $ 3,896       $11,553

Cash paid during the period:
          Interest expense                              $   610       $   416
          Income taxes                                  $12,238       $ 9,001

           See notes to condensed consolidated financial statements.

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
(UNAUDITED)

NOTE A -

The condensed consolidated balance sheet as of July 31, 1994, the related statements of income and retained earnings for the three and nine months ended July 31, 1994 and 1993 and cash flows for the nine months ended July 31, 1994 and 1993 have been prepared by Neutrogena Corporation (the "Company") without audit. In the opinion of management, all adjustments (consisting only of normal recurring accruals) have been made which are necessary to present fairly the financial position, results of operations and cash flows of the Company and its consolidated subsidiaries at July 31, l994 and for all periods presented.

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

The results of operations for the period ended July 31, 1994 are not necessarily indicative of the results for the full year.

NOTE B -

Financial information relative to the foreign operations (includes subsidiaries, branches, U.S. export and U.S. international administration) as of July 31, 1994 and 1993, and for the nine months then ended, follows (in thousands):

                                    1994           1993
           Net sales              $44,607        $41,901
           Net loss               $  (518)       $  (334)
           Total assets           $25,962        $23,717

NOTE C -

Inventories comprised the following (in thousands):

                                  July 31,     October 31,
                                   1994            1993
           Raw materials          $12,875        $ 7,816
           Work in process            611            815
           Finished goods          17,874         13,506
                                  $31,360        $22,137

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

The adoption of SFAS 109 increased net income, on a one-time basis, for the nine months ended July 31, 1993 by $1,069 or $.04 per share.

NOTE E -

On September 21, 1993, the Board of Directors authorized the Company to purchase up to 1,000,000 shares of its Common Stock from time to time in the open market and in privately negotiated transactions. As of July 31, 1994, the Company has not purchased any shares under this authorization.

NOTE F -

On August 22, 1994, the Company announced that it has entered into a definitive agreement with Johnson & Johnson whereby, Johnson & Johnson through a wholly-owned subsidiary, will acquire the Company. The Board of Directors of both Johnson & Johnson and the Company have given approval to the acquisition.

Under the agreement, Johnson & Johnson, through a cash tender offer has offerred to buy all of the outstanding shares of the Company for $35.25 per share. Any shares not purchased in the offer will be acquired for the same price in cash, in a second-step merger. The offer began on August 26, 1994 and is scheduled to expire at 12:00 midnight, New York City time, on September 23, 1994 unless the offer is extended.

Mr. Lloyd E. Cotsen, Chairman and Chief Executive Officer of the Company, has entered into an agreement with Johnson & Johnson under which he has agreed to tender all 9,868,996 shares beneficially owned by him in the offer.

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                  (UNAUDITED)
                                  (Continued)

The current directors and executive officers of the Company as a group hold stock options granted under the Option Plans to purchase an aggregate of 1,793,179 Shares at exercise prices ranging from $7.644 to $26.400 per Share.
In addition, the current directors and executive officers of the Company as a group hold SARs granted under the Option Plans covering 1,205,054 Shares at an appreciation base per share ranging from $7.644 to $26.400 per Share.
In accordance with the terms of the Merger Agreement, (i) each holder of a stock option granted under the Option Plans which is outstanding immediately prior to the consummation of the Offer, whether or not then exercisable, will be entitled to receive from the Company an amount in cash equal to the product of (y) the number of Shares subject to such stock option immediately prior to consummation of the Offer and (z) the excess of the price per Share to be paid in the Offer over the per Share exercise price of such stock option and (ii) each holder of a SAR granted under the Option Plans which is outstanding immediately prior to the consummation of the Offer will be entitled to receive from the Company an amount of cash equal to the product of (y) the number of Shares covered by such SAR and (z) the excess of the price per Share to be paid in the Offer over the appreciation base per Share of such SAR.

The offer and merger are subject to the purchase of a majority of the outstanding shares of the Company's Common Stock, as well as other customary conditions including clearance under the Hart-Scott-Rodino Anti-Trust Improvements Act.

Lehman Brothers Inc. provided financial advisory services to the Company's Board of Directors and has rendered a fairness opinion on this transaction. Lehman Brothers was paid a fee of $500,000 upon delivery of its written opinion. Such fee will be credited against the aggregate fee of approximately $7.4 million to be paid to Lehman Brothers by the Company pursuant to the letter agreement dated June 8, 1994. In the event an unsolicited alternative transaction is agreed to by the Company, there would be a total fee payable to Johnson & Johnson of $27.5 million, including $2.5 million of expenses.

Reference is made to the Schedule 14D-9 and exhibits thereto and the offer to purchase for cash which has been filed with the Securities and Exchange Commission for additional information concerning this transaction.

NOTE G -

On August 17, 1994, Mr. Daniel C. Lapouyade's employment with the Company was terminated. In that regard, Mr. Lapouyade and the Company entered into a settlement agreement with respect to Mr. Lapouyade's employment related claims on August 19, 1994. Mr. Lapouyade had served as the President of the Company's European operations.

                         INDEPENDENT AUDITORS' REPORT



The Board of Directors
Neutrogena Corporation:

We have reviewed the condensed consolidated balance sheet of Neutrogena Corporation as of July 31, 1994, and the related condensed consolidated statements of income and cash flows for the three-month and nine-month periods ended July 31, 1994 in accordance with Statements on Standards for Accounting and Review Services issued by the American Institute of Certified Public Accountants. All information included in these condensed consolidated financial statements is the representation of management of Neutrogena Corporation.

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




KPMG Peat Marwick LLP


Los Angeles, California
August 16, 1994

                    NEUTROGENA CORPORATION AND SUBSIDIARIES
                     MANAGEMENT'S DISCUSSION AND ANALYSIS
               OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 1994 COMPARED WITH THREE MONTHS ENDED JULY 31, 1993

Net sales for the three months ended July 31, 1994 reached $77.6 million for an increase of $16.0 million or 25.9%. New product sales reached $8.1 million (a product is defined as a new product until it has completed one full fiscal year of sales). Volume on existing products increased $10.0 million in part because of increased U.S. promotional activity during the quarter.

Sales in the United States reached $63.5 million for an increase of $14.1 million or 28.6%. International sales (which includes U.S. based export) reached $14.1 million for an increase of $1.8 million or 14.9%.

Gross profit margin increased to 74.8% of sales from 72.5%. This increase in gross profit margin was due to operating efficiencies, lower procurement costs and changes in product mix. Marketing and selling expense increased to 56.6% of sales from 49.5%. This increase was due to a concentration of television and print advertising and other promotional support which helped increase sales. These marketing and selling support expenses were low during the third quarter of the prior year. General and Administrative expense decreased to 5.1% of sales compared to 6.4% in the prior year.

Income from operations remained essentially flat due to the planned promotional calendar during the quarter and a reduction in International Division results due in part, to the poor economic condition in Southern Europe.

The effective tax rate for the quarter was 37.0% as compared to 39.9% in the prior year. The effective tax rate was principally effected by increased sales volume manufactured in the Company's facility located in a tax free zone in France.

NINE MONTHS ENDED JULY 31, 1994 COMPARED WITH NINE MONTHS ENDED JULY 31, 1993

Net sales for the first nine months reached $211.3 million for an increase of $12.8 million or 6.5%. New product sales contributed $19.5 million, while volume on existing products fell by $4.2 million. Translation of foreign currency into U.S. dollars decreased sales by $1.3 million.

Sales in the United States totaled $166.7 million for an increase of $10.1 million or 6.5%.

International sales reached $44.6 million for an increase of $2.7 million or 6.5%.

NINE MONTHS ENDED JULY 31, 1994 COMPARED WITH NINE MONTHS ENDED JULY 31, 1993 (Continued)

Gross profit margin for the first nine months was 74.4% of sales compared to 73.8% during 1993. The increase in gross profit margin was principally due to increased operating efficiencies and lower procurement costs. Marketing and selling expense increased by 1.3% to 58.3% of sales due to increased promotional support expenses for the new products.

Income from operations remained constant at approximately 11% of sales.

The effective tax rate for the nine months was 37.0% compared to 38.0% during 1993. The effective tax rate was impacted by the effect of sales volume manufactured in the Company's facility located in a tax-free zone in France. Net income (before the cumulative effect of changes in accounting for income taxes SFAS 109) increased by 9.2%.

LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended July 31, 1994, cash and temporary investments decreased by $16.9 million. This decrease was caused by annual payments of trade allowance programs, dividends, and acquisition of fixed assets offset by cash generated from operations.

The Company continues to use short-term debt in Europe to, in part, assist in foreign exchange management. As of July 31, 1994, the debt balance was $7.4 million. Additional borrowing may be made as deemed necessary.

The Company believes its current cash position, the working capital generated by future operations and the ability to borrow from financial institutions should be adequate to meet its financing requirements for current operations and the foreseeable future.

SUBSEQUENT EVENT

Reference is made to Note F of the Condensed Consolidated Financial Statements included elsewhere in this Form 10-Q for a description of the definitive agreement with Johnson & Johnson whereby, Johnson & Johnson will acquire the Company.

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




                                       NEUTROGENA CORPORATION




   September 9, 1994                       /s/ Donald R. Schort
          Date                         Donald R. Schort
                                       Senior Vice President and
                                       Chief Financial Officer

                         NEUTROGENA CORPORATION AND SUBSIDIARIES
                            COMPUTATION OF PER SHARE EARNINGS
                    (IN THOUSANDS EXCEPT SHARE AND PER SHARE AMOUNTS)
                                       (UNAUDITED)
                                           Three Months             Nine Months
                                          Ended July 31,           Ended July 31,
                                         1994        1993         1994        1993
PRIMARY SHARES:
  Weighted average shares
    outstanding                       25,708,152  26,161,930   25,708,152  26,161,930

  Dilutive effect of stock
    options after application
    of Treasury stock method             214,065     179,804      226,007     298,496
        Total                         25,922,217  26,341,734   25,934,159  26,460,426

  Income before cumulative
    effect of accounting change       $    6,423  $    6,099   $   15,712  $   14,383

  Cumulative effect on prior
    years of change in accounting
    for income taxes                         -           -            -         1,069

  Net income                          $    6,423  $    6,099   $   15,712  $   15,452


PER SHARE AMOUNTS:

PRIMARY:

  Income before cumulative
    effect of accounting change       $      .25  $      .23   $      .61  $      .54

  Cumulative effect of change in
    accounting for income taxes              -           -            -           .04
  Net income                          $      .25  $      .23   $      .61  $      .58



Fully dilutive shares are not shown because the difference between primary and fully dilutive shares is immaterial.


                                      Exhibit 11.1


                         INDEPENDENT AUDITORS' CONSENT



Neutrogena Corporation
Los Angeles, California

Gentlemen:

Re: Registration Statement No. 33-18115 on Form S-8, Registration Statement No. 33-18116 on Form S-8, Registration Statement No. 33-38535 on Form S-8, and Registration Statement No. 33-18160-3 on Form S-3

With respect to the subject registration statements, we acknowledge our awareness of the use therein of our report dated August 16, 1994 related to our review of interim financial information.

Pursuant to Rule 436(c) under the Securities Act of 1933, such report is not considered a part of a registration statement prepared or certified by an accountant or a report prepared or certified by an accountant within the meaning of sections 7 and 11 of the Act.

Very truly yours,




KPMG Peat Marwick LLP


Los Angeles, California
September 9, 1994


















                                 Exhibit 15.1